Form 10QSB
period 2006-12-31
R&R ACQUISITION X, INC
filed 2007-01-30
CIK 1368506

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2006

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to _____

Commission File Number 000-52125
_____________________________________________

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

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of January 29, 2007, there were 2,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

R&R Acquisition X, Inc.
(A Development Stage Company)

- INDEX -

PART I - FINANCIAL INFORMATION
Page
ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheet as of December 31, 2006 (unaudited)	2

Condensed Statements of Operations for the Three and Six Months
Ended December 31, 2006 and the period from June 6, 2006
(Date of Inception) to December 31, 2006 (unaudited)	3

Condensed Statement of Changes in Stockholders’ Equity for the
period from June 6, 2006 (Date of Inception) to December 31, 2006	4

Condensed Statements of Cash Flows for Six Months Ended
December 31, 2006 and the period from June 6, 2006
(Date of Inception) to December 31, 2006 (unaudited)	5

NOTES TO CONDENSED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8

ITEM 3. CONTROLS AND PROCEDURES	9

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	10

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	10

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	10

ITEM 5. OTHER INFORMATION	10

ITEM 6. EXHIBITS	10

SIGNATURES	11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R Acquisition X, Inc
(A Development Stage Company)
CONDENSED BALANCE SHEET
December 31, 2006
(unaudited)

ASSETS

Current Assets
Cash and cash equivalents (TOTAL ASSETS)	$9,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$3,836
TOTAL CURRENT LIABILITIES	3,836

Commitments and Contingencies	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	42,500
Deficit accumulated during the development period	(37,320)

TOTAL STOCKHOLDERS' EQUITY	5,430

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,266

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition X, Inc
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			For the period from
			June 6, 2006
	Three Months Ended	Six Months Ended	(Date of Inception)
	December 31, 2006	December 31, 2006	to December 31, 2006
Expenses
Professional fees	$2,000	$14,500	$33,000
Printing and filing fees	2,905	4,515	4,515
Interest Income	(51)	(178)	(195)
Net Loss	$(4,854)	$(18,837)	$(37,320)

Weighted average number of common shares	2,500,000	2,500,000
Net loss per share:
basic and diluted common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition X, Inc
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at June 6, 2006 (inception)	-	$-	$-	$-	$-
Common shares issued	2,500,000	250	-	-	250
Contributed Capital	-	-	40,000	-	40,000
Net loss	-	-	-	(18,483)	(18,483)

Balance at June 30, 2006 (Audited)	2,500,000	250	40,000	(18,483)	21,767
Contributed Capital	-	-	2,500	-	2,500
Net loss	-	-	-	(18,837)	(18,837)

Balance at December 31, 2006 (unaudited)	2,500,000	$250	$42,500	$(37,320)	$5,430

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition X, Inc
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		For the period from
		June 6, 2006
	Six Months Ended	(Date of Inception)
	December 31, 2006	to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,837)	$(37,320)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(164)	3,836
NET CASH USED IN OPERATING ACTIVITIES	(19,001)	(33,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	250
Contributed capital	2,500	42,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,500	42,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,501)	9,266

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,767	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,266	$9,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition X, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2006
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R Acquisition X, Inc. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of December 31, 2006, the Company had not conducted any active operations.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of December 31, 2006. The results of operations for the six months ended December 31, 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-SB with the effective date of September 8, 2006.

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
December 31, 2006
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

At December 31, 2006, the Company has a net operating loss carry forward of approximately $37,300 which will expire in 2026. Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $15,000 has been offset by a full valuation allowance.

Period From June 6, 2006 (inception) to December 31, 2006
Statutory federal tax rate	34%
Tax benefit computed at statutory rate	$(12,700)
State income tax benefit, net of federal effect	(2,000)
Change in valuation allowance	13,900
Other temporary differences	800
Total	$-

NOTE 5 - New Accounting Pronouncements

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Throughout this Periodic Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to R&R Acquisition X, Inc.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

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

Plan of Operation

Since our formation on June 6, 2006 our purpose is to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Continuing Operational Expenses for the three months ended December 31, 2006

Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2006. Total expenses for the three months ended December 31, 2006 were $4,854. These expenses were constituted by professional, printing, and filing fees.

Continuing Operational Expenses for the six months ended December 31, 2006

Because we currently do not have any business operations, we have not had any revenues during the six months ended December 31, 2006. Total expenses for the six months ended December 31, 2006 were $18,837. These expenses were constituted by professional, printing, and filing fees.

Continuing Operational Expenses for the period from June 6, 2006 (Date of Inception) to December 31, 2006

Because we currently do not have any business operations, we have not had any revenues during the period from June 2, 2006 to December 31, 2006. Total expenses for this period were $37,320. These expenses were constituted by professional, printing, and filing fees.

Liquidity and Capital Resources

The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At December 31, 2006, the Company had cash of $9,266 and working capital of $5,430.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2006.

Item 3. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2006. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amendment to Certificate of Incorporation

*3.3	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006.

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

R&R ACQUISITION X, INC.

Dated: January 29, 2007	By:	/s/ Arnold P. Kling
Arnold P. Kling
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Kirk M. Warshaw	Secretary and Chief Financial Officer	January 29, 2007
Kirk M. Warshaw