Form 10QSB
period 2007-09-30
R&R ACQUISITION X, INC
filed 2007-10-24
CIK 1368506

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2007

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

47 School Avenue
Chatham, NJ 07928
(Address of principal executive offices)

973-635-4047
(Issuer's telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |.

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of October 24, 2007, there were 2,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [  ] No [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

R&R Acquisition X, Inc.
(A Development Stage Company)

- INDEX -

PART I - FINANCIAL INFORMATION
Page
ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheet as of September 30, 2007 (unaudited)	2

Condensed Statements of Operations for the Three Months
Ended September 30, 2007 and September 30, 2006 and the period
from June 2, 2006 (Date of Inception) to September 30, 2007 (unaudited)	3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period
from June 2, 2006 (Date of Inception) to September 30, 2007 (unaudited)	4

Condensed Statements of Cash Flows for the Three Months Ended
September 30, 2007 and September 30, 2006 and the period from
June 2, 2006 (Date of Inception) to September 30, 2007 (unaudited)	5

NOTES TO CONDENSED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	9
PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES	11

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	11
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	11
ITEM 5. OTHER INFORMATION	11
ITEM 6. EXHIBITS	12

SIGNATURES	13

FORWARD-LOOKING STATEMENTS

          Certain statements made in this Quarterly Report on Form 10-QSB are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to R&R Acquisition X, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R Acquisition X, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEET
September 30, 2007
(unaudited)

ASSETS

Current Assets
Cash and cash equivalents (TOTAL ASSETS)	$8,293

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$8,528
TOTAL CURRENT LIABILITIES	8,528

Commitments and Contingencies	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	52,500
Deficit accumulated during the development period	(52,985)

TOTAL STOCKHOLDERS' DEFICIT	(235)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,293

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition X, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			For the period from
	Three Months Ended	Three Months Ended	June 2, 2006
	September 30,	September 30,	(Date of Inception)
	2007	2006	to September 30, 2007
Expenses
Professional fees	$4,250	$12,500	$46,750
Printing and filing fees	1,022	1,610	6,605
Total operating expenses	5,272	14,110	53,355
Interest Income	53	127	370
Net Loss	$(5,219)	$(13,983)	$(52,985)

Weighted average number of
common shares	2,500,000	2,500,000
Net loss per share:
basic and diluted common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition X, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at June 2, 2006 (inception)	-	$-	$-	$-	$-
Common shares issued	2,500,000	250	-	-	250
Contributed Capital	-	-	40,000	-	40,000
Net loss	-	-	-	(18,483)	(18,483)

Balance at June 30, 2006 (Audited)	2,500,000	250	40,000	(18,483)	21,767

Contributed Capital	-	-	12,500	-	12,500
Net loss	-	-	-	(29,283)	(29,283)

Balance at June 30, 2007 (Audited)	2,500,000	250	52,500	(47,766)	4,984

Net loss	-	-	-	(5,219)	(5,219)

Balance at September 30, 2007
(unaudited)	2,500,000	$250	$52,500	$(52,985)	$(235)

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition X, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			from
			June 2, 2006
	Three Months	Three Months	(Date of
	Ended	Ended	Inception)
	September 30,	September 30,	to September
	2007	2006	30, 2007

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(5,219)	$(13,983)	$(52,985)
Changes in operating assets and liabilities
(Decrease) increase in accrued expenses	(1,454)	(414)	8,528
NET CASH USED IN OPERATING ACTIVITIES	(6,673)	(14,397)	(44,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	250
Contributed captial	-	-	52,500
NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	-	52,750

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(6,673)	(14,397)	8,293

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	14,966	25,767	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$8,293	$11,370	$8,293

SUPPLEMENTAL DISCLOSURE OF CASH
FLOWS INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition X, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 1 – Organization, Business and Operations

R&R ACQUISITION X, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250. As of September 30, 2007, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2007. The results of operations for the three months ended September 30, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

NOTE 3 – Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R Acquisition X, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 4 – Income Taxes

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

At September 30, 2007, the Company has a net operating loss carry forward of approximately $52,985 which will expire in 2026. Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $21,100 has been offset by a full valuation allowance.

Period From
June 2, 2006
(inception) to
September 30,
2007
Statutory federal tax rate	34%
Tax benefit computed at statutory rate	$(18,000)
State income tax benefit, net of federal effect	(3,100)
Change in valuation allowance	20,300
Other temporary differences	800
Total	$-

NOTE 5 – New Accounting Pronouncements

In February 2007, The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). Management believes SFAS No. 159 will not have a material impact on our financial statements once adopted.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance

R&R Acquisition X, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

NOTE 5 – New Accounting Pronouncements (continued):

in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practices. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes SFAS 157 will not have a material impact on our financial statements once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to R&R Acquisition X, Inc.

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

Plan of Operation

Since our inception on June 2, 2006 our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a blank check company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

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

Our officers are only required to devote a small portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.

Continuing Operating Expenses For The Three Months Ended September 30, 2007 Compared To The Three Months Ended September 30, 2006

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the three months ended September 30, 2007 and 2006 were $5,272 and $14,110, respectively. These expenses primarily constituted professional fees.

Continuing Operational Expenses for the period from June 2, 2006 (Date of Inception) to September 30, 2007

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the period from June 2, 2006 to September 30, 2007 were $53,355. These expenses primarily constituted professional fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At September 30, 2007, we had cash of $8,293 and negative working capital of $235.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material commitments. Although from time to time, we may be engaged in discussions with operating companies regarding a merger or other combination, no assurances can be made that we will complete a business merger or other business combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, our sole officers, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

               None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

               None.

Item 3. Defaults Upon Senior Securities.

               None.

Item 4. Submission of Matters to a Vote of Security Holders.

               None.

Item 5. Other Information.

               None.

Item 6. Exhibits.

Exhibit No.	Description
---------	-----------

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to Section 906 of the
Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION X, INC.

Dated: October 24, 2007	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 24, 2007	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)