Form 10-K
period 2009-06-30
R&R ACQUISITION X, INC
filed 2009-09-24
CIK 1368506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

Commission file number: 000-52125

R&R Acquisition X, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2590449

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 Linden Drive
Madison, New Jersey 07940
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (973) 635-4047

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                         Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                      Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                                                                    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                               Yes ☒    No ☐

As of September 23, 2009, 2,500,000 shares of the registrant’s common stock, $.001 par value per share, were outstanding and there was no trading market for the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

R&R ACQUISITION X, INC.
(A Development Stage Company)
Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to R&R Acquisition X, Inc.

(ii)

PART 1

ITEM 1.	BUSINESS.

Introduction

R&R Acquisition X, Inc. (“we”, “our”, “us”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on June 2, 2006 and maintains its principal offices at 15 Linden Drive, Madison, New Jersey 07940. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on July 10, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have no employees and no material assets.

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

The Company Today

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard (“FASB”) No. 7, “Accounting and Reporting for Development Stage Enterprises.”

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a very small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. Our officers may be entitled to receive compensation from a target company they identify or provide services in connection with a business combination. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider several factors, including the following:

-	experience and skill of management and availability of additional personnel of the target business;

-	costs associated with effecting the business combination;

-	equity interest retained by our stockholders in the merged entity;

-	growth potential of the target business;

-	capital requirements of the target business;

-	capital available to the target business;

-	stage of development of the target business;

-	proprietary features and degree of intellectual property or other protection of the target business;

-	the financial statements of the target business; and

-	the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective stockholders.

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Act”) and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an “investment company” an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a “transient” investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

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

Employees

          We have no employees.

ITEM 1A.	RISK FACTORS.

          IN ADDITION TO THE OTHER INFORMATION PROVIDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR INDUSTRY OR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling, our president and sole director, and Mr. Warshaw, our chief financial officer, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder (“Rodman & Renshaw”), may act as investment banker, placement agent or financial consultant to us in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

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

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

CONTROL BY EXISTING STOCKHOLDER.

R&R Investments X, LLC beneficially owns 80% of the outstanding shares of our common stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal offices are located at 15 Linden Drive, Madison, New Jersey which is owned by a family member of Kirk M. Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis. On January 1, 2009, we began paying a quarterly fee of $500 for the use and occupancy, and administrative services, related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Company’s common stock is not trading on any public trading market or stock exchange.

(b) Holders. As of September 23, 2009, there were three record holders of 2,500,000 shares of the Company’s common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a development stage corporation with limited operations and have not conducted any active operations since our inception in June 2006 except for our efforts to locate a suitable acquisition or merger candidate and comply with regulatory requirements. No revenue has been generated by us since inception and it is unlikely we will have any revenues unless we are able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Our plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. We are not currently engaged in any business activities that provide cash flow. We believe that our cash requirements for the next twelve months will be paid with money in our treasury. If additional amounts are needed, we believe that we can satisfy such requirement from additional loans or investments from our stockholders, management or other investors when needed. Although we anticipate that our cash-on-hand would be able to satisfy its cash requirements for at least the next twelve months, we can provide no assurance that we will be able to do so or that if additional amounts are needed that we will be able to obtain such amounts from our stockholders, management or other investors when needed.

As of yet, we have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in our company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

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

EQUIPMENT AND EMPLOYEES

As of June 30, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended June 30, 2009 and 2008, respectively.

Total expenses from Continuing Operations for the fiscal years ended June 30, 2009 and 2008 were $23,185 and $24,659, respectively. These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. The decrease in expenses in 2009 is due to a general decrease in professional and administrative fees.

Liquidity and Capital Resources

At June 30, 2009, we did not have any revenues from operations. Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us. At June 30, 2009, we had cash of $7,431 and negative working capital of $7,346.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments. Although from time to time, we may be engaged in discussions with operating companies regarding a merger or other combination, no assurances can be made that we will engage in any business merger or other business combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

          (a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within the Company have been detected.

          (b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

          (c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 1, 2009:

Name	Age	Title

Arnold P. Kling	51	President and director
Kirk M. Warshaw	51	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as our president and a director since August 2007. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a director and president of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition VIII, Inc., R&R Acquisition IX, Inc., Rodman International

Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH), Mattmar Minerals, Inc. (OTCBB:MTMS) and Newtown Lane Marketing, Incorporated (OTCBB:NTWN).

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer and secretary, since August 2007. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently also the chief financial officer of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition VIII, Inc., R&R Acquisition IX, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB:MTMS) and Newtown Lane Marketing, Incorporated (OTCBB:NTWN), and a director and the chief financial officer of 24Holdings Inc. (OTCBB:TWFH), and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

Compensation and Audit Committees

As we only have one Board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended June 30, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending Board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 23, 2009 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership

R&R Investments X, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	2,000,000	80.0%

Arnold P. Kling (2) 712 Fifth Avenue – 11th Floor New York, NY 10019	400,000	16.0%

Kirk M. Warshaw (3) 15 Linden Drive Madison, NJ 07940	100,000	4.0%

All Directors and Officers (2 persons) as a group	500,000	20.0%

(1)

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 23, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Arnold P. Kling, our president and sole director..

(3)	Mr. Warshaw is our chief financial officer and secretary.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board consists solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended June 30, 2009, the parent company of R&R Investments X, LLC contributed capital to us in the amount of $28,500.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk Warshaw, our chief financial officer, is a managing member of the LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

For the years ended June 30, 2009 and 2008, we were billed $12,000 and $12,000, respectively, by Sherb & Co. LLP, our independent accountants (“Sherb”), for professional services rendered for the audit of our annual financial statements and review of our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

For the years ended June 30, 2009 and 2008, we were billed $1,000 and $1,000, respectively, by Sherb for tax related services.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets at June 30, 2009 and 2008

•	Statements of Operations for the years ended June 30, 2009 and 2008 and for the period from June 2, 2006 (Date of Inception) to June 30, 2009

•	Statements of Changes in Stockholders’ Equity (Deficit) for the period from June 2, 2006 (Date of Inception) to June 30, 2009

•	Statements of Cash Flows for the years ended June 30, 2009 and 2008 and for the period from June 2, 2006 (Date of Inception) to June 30, 2009

•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	By-Laws (1)

10.1	Occupancy Agreement between R&R Acquisition X, Inc. and Kirk M. Warshaw, LLC (2)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

(1)	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 10, 2006, and incorporated herein by this reference

(2)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION X, INC.

Date: September 23, 2009

By: /s/ Arnold P. Kling

Arnold P. Kling, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date September 23, 2009
/s/ Arnold P. Kling

Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: September 23, 2009

/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

R&R ACQUISITION X, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
R&R Acquisition X, Inc.
(A Development Stage Company)
Chatham, New Jersey

We have audited the accompanying balance sheets of R&R Acquisition X, Inc. (a Development Stage Company) (the “Company”) as of June 30, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 and 2008, and for the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R&R Acquisition X, Inc. (a Development Stage Company) as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008, and for the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ SHERB & CO, LLP

Certified Public Accountants

New York, NY
September 14, 2009

R&R ACQUISITION X, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,

	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$7,431	$1,302

TOTAL ASSETS	$7,431	$1,302

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accrued expenses	$14,777	$13,977

TOTAL CURRENT LIABILITIES	14,777	13,977

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized, 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	88,000	59,500
Deficit accumulated during the development period	(95,596)	(72,425)

TOTAL STOCKHOLDERS’ DEFICIENCY	(7,346)	(12,675)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,431	$1,302

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION X, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from June 2, 2006 (Date of Inception) to June 30, 2009

	Year Ended June 30,

	2009	2008

Expenses
Professional fees	$20,000	$20,250	$82,750
Printing and filing fees	3,185	4,492	13,260

Total operating expenses	23,185	24,742	96,010
Interest Income	14	83	414

Net loss	$(23,171)	$(24,659)	$(95,596)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

Net loss per share – basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION X, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to June 30, 2009

					Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Preferred Stock- Par value of $.0001 per share		Common Stock- Par value of $.0001 per share

	Shares	Amount	Shares	Amount

Common shares issued (inception)	—	$—	2,500,000	$250	$—	$—	$(250)
(June 2, 2006 $0.0001 per share)

Contributed capital, June 8, 2006	—	—	—	—	40,000	—	40,000

Net loss	—	—	—		—	(18,483)	(18,483)

Balance at June 30, 2006	—	—	2,500,000	250	40,000	(18,483)	21,767

Contributed capital	—	—	—	—	12,500	—	12,500

Net loss	—	—	—	—	—	(29,283)	(29,283)

Balance at June 30, 2007	—	—	2,500,000	250	52,500	(47,766)	4,984

Contributed capital	—	—	—	—	7,000	—	7,000

Net loss	—	—	—	—	—	(24,659)	(24,659)

Balance at June 30, 2008	—	$—	2,500,000	250	59,500	(72,425)	(12,675)

Contributed capital	—	—	—	—	28,500	—	28,500
Net loss	—	—	—	—	—	(23,171)	(23,171)

Balance at June 30, 2009	—	$—	2,500,000	$250	$88,000	$(95,596)	$(7,346)

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION X, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2009
	For the Years Ended June 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,171)	$(24,659)	$(95,596)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	800	3,995	14,777

NET CASH USED IN OPERATING ACTIVITIES	(22,371)	(20,664)	(80,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	—	—	250
Contributed capital	28,500	7,000	88,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,500	7,000	88,250

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	6,129	(13,664)	7,431

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,302	14,966	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,431	$1,302	$7,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION X, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2009 and 2008

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION X, INC. (the “Company”) was incorporated in Delaware with the objective to acquire, or merge with, an operating business. On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250. As of June 30, 2009, the Company had not yet commenced any operations.

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

R&R ACQUISITION X, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The last equity based compensation issued by the Company was more than two years ago and such shares were fully vested upon issuance, hence an expense was recorded at that time.

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

R&R ACQUISITION X, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2009 and 2008

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

R&R ACQUISITION X, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2009 and 2008

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

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management has adopted this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

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

On that date, a stockholder also contributed an additional $40,000 to the Company. During the fiscal years ended June 30, 2009 and 2008, the same stockholder contributed an additional $28,500 and $7,000, respectively.

NOTE 4 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

R&R ACQUISITION X, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2009 and 2008

NOTE 5 – Income Taxes

	June 30,

	2009	2008

Deferred tax assets and liabilities consist of the following:
Deferred tax assets:
Net operating loss carry forwards	$38,000	$29,000
Less valuation allowance	$(38,000)	$(29,000)

	$—	$—

The provision for income taxes differs from the amount computed by applying the US statutory tax rate as follows:

	June 30,

	2009	2008

Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%

	—%	—%

At June 30, 2009, the Company had approximately $96,000 of net operating loss carry forwards (“NOL’s”) available which expires in years beginning in 2029. The deferred tax asset and related valuation increased by $9,000 during 2009.

NOTE 6 - Commitments and Contingencies

Office Space

On January 29, 2009, effective as of January 1, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500.

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events through September 14, 2009, and has determined that there were no subsequent events to recognize or disclose in these financial statements.