Form 10-Q
period 2011-03-31
R&R ACQUISITION X, INC
filed 2011-05-10
CIK 1368506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 9, 2011.

R&R ACQUISITION X, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2011

TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Unaudited Financial Statements

	Balance Sheets at March 31, 2011 (Unaudited)and June 30, 2010	2

	Statements of Operations for the Three and Nine Months Ended March 31, 2011 and March 31, 2010 and for the period from June 2, 2006 (Date of Inception) to March 31, 2011 (Unaudited)	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the period from June 2, 2006 (Date of Inception) to March 31, 2011 (Unaudited)	4

	Statements of Cash Flows for the Nine Months Ended March 31, 2011 and March 31, 2010 and for the period from June 2, 2006 (Date of Inception) to March 31, 2011	5

	Notes to Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS	10

SIGNATURES		11

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION X, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$15,626	$12,869
TOTAL ASSETS	$15,626	$12,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$8,248	$15,577
TOTAL CURRENT LIABILITIES	8,248	15,577

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,500,000 issued and outstanding	250	250
Additional paid-in capital	137,000	113,000
Deficit accumulated during the development stage	(129,872)	(115,958)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,378	(2,708)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,626	$12,869

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION X, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited)

					For the period from June 2, 2006
					(Date of Inception)
	Three Months Ended		Nine Months Ended		To
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011
Expenses
Professional fees	$3,850	$3,850	$11,550	$11,200	$111,500
Other operating expenses	795	1,030	2,369	2,620	18,796
Total operating expenses	4,645	4,880	13,919	13,820	130,296
Interest Income	3	1	5	3	424
Net loss	$(4,642)	$(4,879)	$(13,914)	$(13,817)	$(129,872)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000	2,500,000	2,500,000
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION X, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to March 31, 2011
(unaudited)

	Preferred Stock- Par value		Common Stock- Par value		Additional	Deficit Accumulated During the	Total Stockholders’
	of $.0001 per share		of $.0001 per share		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued (inception) (June 2, 2006 $0.0001 per share)	-	$-	2,500,000	$250	$-	$-	$(250)
Contributed capital, June 8, 2006	-	-	-	-	40,000	-	40,000
Net loss	-	-	-		-	(18,483)	(18,483)
Balance at June 30, 2006 (Audited)	-	-	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	-	-	-	-	12,500	-	12,500
Net loss	-	-	-	-	-	(29,283)	(29,283)
Balance at June 30, 2007 (Audited)	-	-	2,500,000	250	52,500	(47,766)	4,984
Contributed capital	-	-	-	-	7,000	-	7,000
Net loss	-	-	-	-	-	(24,659)	(24,659)
Balance at June 30, 2008 (Audited)	-	-	2,500,000	250	59,500	(72,425)	(12,675)
Contributed capital	-	-	-	-	28,500	-	28,500
Net loss	-	-	-	-	-	(23,171)	(23,171)
Balance at June 30, 2009 (Audited)	-	-	2,500,000	250	88,000	(95,596)	(7,346)
Contributed capital	-	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	-	(20,362)	(20,362)
Balance at June 30, 2010 (Audited)	-	-	2,500,000	250	113,000	(115,958)	(2,708)
Contributed capital	-	-	-	-	24,000	-	24,000
Net loss	-	-	-	-	-	(13,914)	(13,914)
Balance at March 31, 2011 (Unaudited)	-	-	2,500,000	$250	$137,000	$(129,872)	$7,378

The accompanying notes are an integral part of these unaudited financial statements.

R&R Acquisition X, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the period from
	Nine Months Ended		June 2, 2006
	March 31,		(Date of Inception)
	2011	2010	to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,914)	$(13,817)	$(129,872)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(7,329)	(3,850)	8,248
NET CASH USED IN OPERATING ACTIVITIES	(21,243)	(17,667)	(121,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	-	-	250
Contributed capital	24,000	12,000	137,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,000	12,000	137,250

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,757	(5,667)	15,626

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,869	7,431	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,626	$1,764	$15,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION X, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
 (unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION X, INC. (the “Company”) was incorporated in Delaware with the objective to acquire, or merge with, an operating business.  On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250.  As of  March 31, 2011, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of March 31, 2011.  The results of operations for the three and nine months ended March 31, 2011 and 2010, and for the period June 2, 2006 (Date of Inception) to March 31, 2011, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

Fair Value of Financial Instruments - We are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2011. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R ACQUISITION X, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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

Continuing Operating Expenses For The Three Months Ended March 31, 2011 Compared To The Three Months Ended March 31, 2010

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended March 31, 2011 and 2010 were $4,645 and $4,880, respectively. These expenses primarily constituted professional and filing fees, and rent expense.  The decrease from 2010 to 2011 is due to lower filing fees.

Continuing Operating Expenses For The Nine Months Ended March 31, 2011 Compared To The Nine Months Ended March 31, 2010

We currently do not have any business operations and have no revenues since inception. Total expenses for the nine months ended March 31, 2011 and 2010 were $13,919 and $13,820, respectively. These expenses primarily constituted professional and filing fees, and rent expense.  The increase from 2010 to 2011 is due to higher professional fees.

Continuing Operating Expenses For The Period From June 2, 2006 (Date of Inception) to March 31, 2011

We currently do not have any business operations and have no revenue since inception.  Total expenses for the period from June 2, 2006 (our inception date) to March 31, 2011 were $130,296.  These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms.  At March 31, 2011, we had cash of $15,626 and working capital of $7,378.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION X, INC.

Dated: May 10, 2011	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 10, 2011	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)